Form 10QSB
period 1996-03-31
ICIS MANAGEMENT GROUP INC
filed 1996-05-16
CIK 870394

U. S. Securities and Exchange Commission
                              Washington D.C. 20549



                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                           Commission File No. 0-19015


                           ICIS Management Group, Inc.
                        (Formerly: Alter Sales Co., Inc.)



          FLORIDA                                           59-0791065
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                              Number)

5050 N. Federal Hwy, Lighthouse Point, Florida                 33064
(address of principal executive office)                     (zip code)

Issuer's telephone number:       (954)  426-3400


  Securities registered under Section 12(b) of the Exchange Act:  None

  Securities registered under Section 12(g) of the Exchange Act:  Common Stock


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__
 .


     As of May 13, 1996, 6,035,127 shares of the Registrant's Common Stock were outstanding.

Form 10-QSB: March 31, 1996
ICIS Management Group, Inc.
Page 2

                                     PART I
                              FINANCIAL INFORMATION

Item  1. Financial Statements

     The unaudited financial statements for the quarter ended March 31, 1996 are attached hereto and incorporated herein.

Item  2. Management's Discussion and Analysis or Plan of Operation

     ICIS Management Group, Inc. (the "Company") operates three wholly-owned subsidiaries, Sunshine Automotive Parts Distributors, Inc. ("Sunshine"), Sunshine Auto Replicas, Inc. d/b/a Champion Auto Works ("Champion"), and Sunshine Real Estate Holding Co. ("Sunshine Real Estate"). At March 31, 1996, the Company had assets of $6,921,784 and shareholder's equity of $5,064,837.

     For first quarter of 1996, the Company had losses totaling $203,896. For the same quarter last year, the Company reported losses totaling $257,459 or $.04 and $.39 per share, respectively.

     Sunshine had revenues during the quarter of $1,056,353 and an operating loss of $29,822. During the same quarter last year, Sunshine had revenues of $1,046,385 and an operating loss of $235,625. Thus, Sunshine's performance has significantly improved compared to the same quarter last year.

     Champion, which is still in a start up phase, had losses totaling $41,967 with no revenues.

     Sunshine Real Estate had revenues of $30,000 and a loss of $1,656. No comparative data for 1995 exists.

     The parent company, which has no independent revenue producing operations, made up the balance of the quarterly losses. The Company's loss from its expense of operation was $130,450 which includes the $30,000 in rental revenue recognized by Sunshine Real Estate.

                                     PART II
                                OTHER INFORMATION

Item  1. Legal Proceedings

                                 Not Applicable

Item  2. Changes in Securities

                                      None

Item  3. Defaults Upon Senior Securities

                                 Not Applicable

Item  4. Submission of Matters to a Vote of Securities Holders

                                      None

Item  5. Other Information

                                      None

Item  6. Exhibits and Reports on Form 8-K

     A Forms 8-K was published on March 31,1996 to report the acquisition of Champion. This report is incorporated herein by reference. No exhibits were attached to the report.

     The unaudited financial statements for the quarter ended March 31, 1996 are attached hereto and incorporated herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                     ICIS Management Group, Inc.


Dated:  May 14, 1996                             /s/ James W. Nearen
                                                     -------------------
                                                     James W. Nearen, President

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     March 31,      December 31,
                ASSETS                                 1996             1995
                                                   ------------    ------------
CURRENT ASSETS:
     Cash and equivalents                          $    783,032    $    689,633
     Accounts receivable:
          Trade                                         587,244         656,953
          Affiliates                                    288,036         275,177
     Note receivable, affiliate                         500,000         500,000
     Inventories                                      2,247,278       2,361,236
     Prepaid expenses and other current assets          136,308         125,271
                                                   ------------    ------------
               Total Current Assets                   4,541,898       4,608,270
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, NET                           2,319,886       2,326,332
                                                   ------------    ------------
DEPOSIT                                                  60,000            --
                                                   ------------    ------------
                                                   $  6,921,784    $  6,934,602
                                                   ============    ============




     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt          $  1,100,000    $    100,000
     Accounts payable                                   411,775         672,706
     Accrued expenses                                   345,172         343,163
                                                   ------------    ------------
               Total Current Liabilities              1,856,947       1,115,869
                                                   ------------    ------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                    --         1,000,000
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock $.004 par value; 10,000,000
        shares authorized; 4,985,127 shares
        issued and outstanding                           19,941          19,941
     Capital in excess of par value                  12,045,384       1,595,384
     Stock subscriptions receivable                    (160,000)       (160,000)
     Accumulated deficit                             (6,840,488)     (6,636,592)
                                                   ------------    ------------
               Total Stockholders' Equity             5,064,837       4,818,733
                                                   ------------    ------------

                                                   $  6,921,784    $  6,934,602
                                                   ============    ============



See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       Three Months Ended
                                                            March 31,
                                                      1996             1995
                                                  -----------       -----------
NET REVENUES                                      $ 1,056,353       $ 1,275,383

COST OF SALES                                         678,119           865,216
                                                  -----------       -----------
GROSS PROFIT                                          378,234           410,167

OPERATING EXPENSES:
     Selling expenses                                  78,215            96,618
     Warehouse expenses                               106,376            96,677
     General and administrative                       381,157           486,902
     Depreciation and amortization                     18,261            20,152
                                                  -----------       -----------
                                                      584,009           700,349
                                                  -----------       -----------
OPERATING LOSS                                       (205,775)         (290,182)

OTHER INCOME (EXPENSE):
     Other income                                      32,879            59,143
     Interest income                                     --               2,380
     Interest expense                                 (31,000)          (28,800)
                                                  -----------       -----------
                                                        1,879            32,723
                                                  -----------       -----------


NET LOSS                                          $  (203,896)      $  (257,459)
                                                  ===========       ===========

NET LOSS PER SHARE                                $      (.04)      $      (.39)
                                                  ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                4,985,127           658,222
                                                  ===========       ===========








See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                             Capital in      Stock                          Total
                                                       Common Stock          Excess of    Subscription   Accumulated   Stockholders'
                                                   Shares      Par Value     Par Value     Receivable      Deficit         Equity
                                                -----------   -----------   -----------   -----------    -----------   ------------
BALANCES, JANUARY 1, 1996                         4,985,127   $    19,941   $11,595,384      (160,000)    (6,636,592)   $ 4,818,733

QUARTER ENDED MARCH 31, 1996:
     Proceeds from capital contribution                --            --         450,000          --             --          450,000
     Net loss                                          --            --            --            --         (203,896)      (203,896)
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, MARCH 31, 1996                          4,985,127   $    19,941   $12,045,384      (160,000)    (6,840,488)     5,064,837
                                                ===========   ===========   ===========   ===========    ===========    ===========



















See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                1996                   1995
                                                                             ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  (203,896)              (257,459)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Depreciation and amortization                                          18,261                 20,152
          Changes in operating assets and liabilities:
             Accounts receivable:
                  Trade                                                          69,709                (33,196)
                  Affiliates                                                    (12,859)                (2,404)
             Inventories                                                        113,958               (150,104)
             Prepaid expenses and other current assets                          (11,037)               (20,445)
             Accounts payable and accrued expenses                             (258,922)               222,573
                                                                             ----------             ----------
                    Net cash flows from operating activities                   (284,786)              (220,883)
                                                                             ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash from business acquired for stock                                     --                  277,104
     Acquisition of property and equipment                                      (11,815)               (13,409)
     Issuance of notes receivable                                                  --                 (183,000)
     Deposit paid on building                                                   (60,000)                  --
                                                                                                    ----------
                    Net cash flows from investing activities                    (71,815)                80,695
                                                                             ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipts from contributed capital                                          450,000                   --
     Proceeds from long-term debt                                                  --                  728,000
                                                                             ----------             ----------
                    Net cash flows from financing activities                    450,000                728,000
                                                                             ----------             ----------

NET CHANGE IN CASH AND EQUIVALENTS                                               93,399                587,812

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       689,633                 70,961
                                                                             ----------             ----------

CASH AND EQUIVALENTS, END OF PERIOD                                             783,032                658,773
                                                                             ==========             ==========

SUPPLEMENTAL INFORMATION:
     Interest paid                                                                 --                     --
                                                                             ==========             ==========
Noncash financing activity:
     Issuance of stock in exchange for consulting services                         --                   40,000
                                                                             ==========             ==========
Net assets from businesses acquired for common stock:
     Global Talent Guild, Inc.:
          Assets                                                                   --                  512,366
          Liabilities                                                              --                 (100,845)
                                                                             ----------             ----------
                                                                                   --                  411,521
                                                                             ==========             ==========
     Millennium Environmental Corp.:
          Assets                                                                   --                2,350,000
          Liabilities                                                              --               (1,000,000)
                                                                             ----------             ----------
                                                                                   --                1,350,000
                                                                             ==========             ==========

See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                   Notes to consolidated financial statements
                                   (Unaudited)


(1) The consolidated balance sheet at the end of the preceeding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparitive purposes. All other financial statements are unaudited. All adjustments which are of a normal and recurring nature and in the opinion of management necessary for a fair presentation, have been included. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.