Form 10QSB/A
period 1996-03-31
ICIS MANAGEMENT GROUP INC
filed 1996-06-25
CIK 870394

U. S. Securities and Exchange Commission
                              Washington D.C. 20549



                                  FORM 10-QSB/A

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__.


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

     Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                     ICIS Management Group, Inc.


Dated:  June 25, 1996                            /s/ James W. Nearen
                                                     -------------------
                                                     James W. Nearen, President

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