Form 10QSB
period 1996-06-30
ICIS MANAGEMENT GROUP INC
filed 1996-08-14
CIK 870394

U. S. Securities and Exchange Commission
                              Washington D.C. 20549



                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                       ---   --

      As of August 12, 1996, 6,035,127 shares of the Registrant's Common Stock were outstanding.

Form 10-QSB: June 30, 1996
ICIS Management Group, Inc.
Page 2

                                     PART I
                              FINANCIAL INFORMATION

Item  1.    Financial Statements

      The unaudited financial statements for the quarter ended June 30, 1996 are attached hereto and incorporated herein.



                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   June 30,       December 31,
                   ASSETS                            1996            1995
                                                 ------------    ------------
CURRENT ASSETS:
     Cash and equivalents                        $     77,901    $    689,633
     Accounts receivable:
          Trade                                       550,854         656,953
          Affiliates                                  321,763         275,177
     Note receivable, affiliate                       562,813         500,000
     Inventories                                    2,288,768       2,361,236
     Prepaid expenses and other current assets        161,662         125,271
                                                 ------------    ------------
               Total Current Assets                 3,963,761       4,608,270
                                                 ------------    ------------

PROPERTY AND EQUIPMENT, NET                         2,846,091       2,326,332
                                                 ------------    ------------

INVESTMENT IN JOINT VENTURE                           533,996            --
                                                 ------------    ------------
                                                 $  7,343,848    $  6,934,602
                                                 ============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt        $  1,150,430    $    100,000
     Accounts payable                                 433,785         672,706
     Accrued expenses                                 367,218         343,163
                                                 ------------    ------------
               Total Current Liabilities            1,951,433       1,115,869
                                                 ------------    ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES               439,570       1,000,000
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock $.004 par value; 10,000,000
        shares authorized; 6,035,127 shares
        issued and outstanding                         24,141          19,941
     Capital in excess of par value                12,351,384      11,595,384
     Stock subscriptions receivable                  (160,000)       (160,000)
     Accumulated deficit                           (7,262,680)     (6,636,592)
                                                 ------------    ------------
               Total Stockholders' Equity           4,952,845       4,818,733
                                                 ------------    ------------
                                                 $  7,343,848    $  6,934,602
                                                 ============    ============



          See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      Six Months Ended                     Three Months Ended
                                                                          June 30,                              June 30,
                                                               ------------------------------        ------------------------------
                                                                  1996                1995               1996               1995
                                                               -----------        -----------        -----------        -----------
NET REVENUES                                                   $ 2,058,285        $ 2,386,379        $ 1,001,932        $ 1,110,996

COST OF SALES                                                    1,394,636          1,652,282            716,517            787,066
                                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                                       663,649            734,097            285,415            323,930

OPERATING EXPENSES:
     Selling expenses                                              194,444            195,258            116,229             98,640
     Warehouse expenses                                            202,231            205,104             95,855            108,427
     General and administrative                                    800,758          1,122,788            419,601            635,886
     Loss on investment in joint venture                            51,004               --               51,004               --
     Depreciation and amortization                                  42,982             72,471             24,721             52,319
                                                               -----------        -----------        -----------        -----------
                                                                 1,291,419          1,595,621            707,410            895,272
                                                               -----------        -----------        -----------        -----------

OPERATING LOSS                                                    (627,770)          (861,524)          (421,995)          (571,342)

OTHER INCOME (EXPENSE):
     Other income                                                   60,318             88,460             27,439             29,317
     Interest income                                                  --                6,040               --                3,660
     Interest expense                                              (62,000)           (49,800)           (31,000)           (21,000)
                                                               -----------        -----------        -----------        -----------
                                                                    (1,682)            44,700             (3,561)            11,977
                                                               -----------        -----------        -----------        -----------

NET LOSS                                                       $  (626,088)       $  (816,824)       $  (422,192)       $  (559,365)
                                                               ===========        ===========        ===========        ===========

NET LOSS PER SHARE                                             $      (.11)       $      (.34)       $      (.07)       $      (.21)
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                             5,492,627          2,380,181          6,011,794          2,685,184
                                                               ===========        ===========        ===========        ===========



          See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                      Common Stock          Capital in      Stock                          Total
                                                -------------------------    Excess of   Subscription    Accumulated   Stockholders'
                                                   Shares      Par Value     Par Value    Receivable       Deficit         Equity
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, JANUARY 1, 1996                         4,985,127   $    19,941   $11,595,384      (160,000)    (6,636,592)   $ 4,818,733

QUARTER ENDED MARCH 31, 1996:
     Proceeds from capital contribution                --            --         450,000          --             --          450,000
     Net loss                                          --            --            --            --         (203,896)      (203,896)

                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, MARCH 31, 1996                          4,985,127   $    19,941   $12,045,384      (160,000)    (6,840,488)     5,064,837

QUARTER ENDED JUNE 30, 1996:
     Proceeds from sale of common stock,
         net of expenses                          1,050,000         4,200       306,000          --             --          310,200
     Net loss                                          --            --            --            --         (422,192)      (422,192)

                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCES, JUNE 30, 1996                           6,035,127   $    24,141   $12,351,384      (160,000)    (7,262,680)     4,952,845
                                                ===========   ===========   ===========   ===========    ===========    ===========





          See accompanying notes to consolidated financial statements.

                  ICIS MANAGEMENT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                     1996          1995
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       (626,088)     (816,824)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Depreciation and amortization                               42,982        72,471
          Loss on investment in joint venture                         51,004          --
          Changes in operating assets and liabilities:
             Accounts receivable                                      59,513        90,200
             Inventories                                              72,468       (69,819)
             Prepaid expenses and other current assets               (36,391)       (8,958)
             Other assets                                               --         (15,222)
             Accounts payable and accrued expenses                  (214,866)      177,233
                                                                  ----------    ----------
                       Net cash flows from operating activities     (651,378)     (570,919)
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash from business acquired for stock                          --         277,104
     Acquisition of property and equipment                           (72,741)      (99,579)
     Receipts from notes receivable                                     --         210,000
     Issuance of notes receivable                                    (62,813)     (183,000)
     Investments in joint venture                                   (585,000)         --
                                                                  ----------    ----------
                       Net cash flows from investing activities     (720,554)      204,525
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipts from sale of common stock and contributed capital      760,200       125,000
     Proceeds from long-term debt                                       --         728,000
                                                                  ----------    ----------
                       Net cash flows from financing activities      760,200       853,000
                                                                  ----------    ----------

NET CHANGE IN CASH AND EQUIVALENTS                                  (611,732)      486,606

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            689,633        70,961
                                                                  ----------    ----------

CASH AND EQUIVALENTS, END OF PERIOD                                   77,901       557,567
                                                                  ==========    ==========

SUPPLEMENTAL INFORMATION:
     Interest paid                                                    62,000        21,000
                                                                  ==========    ==========

Noncash financing activity:
     Note payable in exchange for acquisition of building            490,000          --
                                                                  ==========    ==========
     Issuance of stock for payment of long-term debt                    --         728,000
                                                                  ==========    ==========
     Issuance of stock in exchange for consulting services              --          52,000
                                                                  ==========    ==========

Net assets from businesses acquired for common stock:
     Global Talent Guild, Inc.:
          Assets                                                        --         512,366
          Liabilities                                                   --        (100,845)
                                                                  ----------    ----------
                                                                        --         411,521
                                                                  ==========    ==========
     Millennium Environmental Corp.:
          Assets                                                        --       2,350,000
          Liabilities                                                   --      (1,000,000)
                                                                  ----------    ----------
                                                                        --       1,350,000
                                                                  ==========    ==========
     Advertising Television, Inc.:
          Assets                                                        --          49,250
          Liabilities                                                   --            --
                                                                  ----------    ----------
                                                                        --          49,250
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

      ICIS Management Group, Inc. (the "Company") operates three wholly-owned subsidiaries, Sunshine Automotive Parts Distributors, Inc. ("Sunshine"), Sunshine Auto Replicas, Inc. d/b/a Champion Auto Works ("Champion") and Sunshine Real Estate Holding Co. ("Sunshine Real Estate"). At June 30, 1996, the Company had assets of $7,343,848 and shareholder's equity of $4,952,848.

      For second quarter of 1996, the Company had losses totaling $422,192. Of this amount $164,504 or 39% represents losses incurred in the start up of Champion inclusive of $51,004 of losses incurred in the joint venture investment with Auto Resolution, Ltd. For the same quarter last year, the Company reported losses totaling $559,365 or $.21 per share. By comparison, the loss for the second quarter of 1996 is $.07 per share.

      Sunshine had revenues during the quarter of $1,001,932 and an operating loss of $102,996. During the same quarter last year, Sunshine had revenues of $1,107,327 and an operating loss of $254,813.

      Sunshine Real Estate had revenues of $12,000 and a loss of $48,639. No comparative data for 1995 exists.

      The parent company itself has no independent revenue producing operations and made up the balance of the quarterly losses. The Company's loss from the expense of operation was $106,053.

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

      On May 30, 1996, Sunshine Real Estate closed on its purchase of a 48,000 square feet building at 240 & 300 NE 72nd Street, Miami, Florida. The building is utilized as a plant facility by Auto Resolution, Ltd. to build replica assembly products for Champion Auto Works. Sunshine Real Estate purchased the building for $550,000 and signed a seven year purchase money mortgage note in the principal amount of $490,000. The note, which is payable in equal monthly installments, bears interest at eight and one-half percent per annum.

Item  6.    Exhibits and Reports on Form 8-K

      A Form 8-K was published on January 12, 1996 to report the acquisition of Champion. This report is incorporated herein by reference. No exhibits were attached to the report.

      The unaudited financial statements for the quarter ended June 30, 1996 are attached hereto and incorporated herein.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    ICIS Management Group, Inc.



Dated:  August 12, 1996             /s/ James W. Nearen
                                    ----------------------------
                                    James W. Nearen, President